Form 10QSB
period 1996-03-31
GENEVA AMERICAN GROUP INC
filed 1996-05-15
CIK 862481

                                     FORM 10-QSB

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended        March 31, 1996
                 --------------------------------------------------------------
Commission file number   33-34371(HQ)
                      ---------------------------------------------------------
                             The Geneva American Group, Inc.
- - -------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                   Delaware                              36-3683315
- - ---------------------------------------------       ---------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                            2148 Evans Road, Flossmoor, Illinois  60422
- - -------------------------------------------------------------------------------
                              (Address of principal executive offices)
                                              (Zip Code)

                                             (708) 798-9405
- - -------------------------------------------------------------------------------
                          (Regisrant's Telephone Number, including area code)

                                                    N/A
- - -------------------------------------------------------------------------------
                              Former Address from Previous Form 10-Q




    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------   --------

    1,195,000 Common Shares, $0.01 par value, were issued and outstanding as of May 10, 1996.

    Transitional Small Business Disclosure Format Yes        No    X
                                                      -------   -------

                            PART I.  FINANCIAL INFORMATION

                           THE GENEVA AMERICAN GROUP, INC.

                           (A Development Stage Enterprise)

                                 FINANCIAL STATEMENTS

                                    MARCH 31, 1996

                           ACCOUNTANTS' COMPILATION REPORT



May 13, 1996



To the Shareholders and Directors of
 The Geneva American Group, Inc.

We have compiled the accompanying balance sheet for The Geneva American Group, Inc. (A Development Stage Enterprise) as of March 31, 1996, and the related statement of operations for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and the statement of cash flows required by generally accepted accounting principles.
If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.

ITEM 1 - FINANCIAL STATEMENTS


                           THE GENEVA AMERICAN GROUP, INC.
                           (A Development Stage Enterprise)

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)

                                       March 31,                December 31,
                                         1996                       1995
                                       ---------                ------------
     ASSETS

Current assets:
     Cash                              $ 77,701                   $ 81,372
     Interest receivable                  1,396                      1,308
     Due from related party              12,000                     12,000
                                       --------                   --------
          Total current assets           91,097                     94,680

Organization costs, net                       -                          -
                                       --------                   --------

                                       $ 91,097                   $ 94,680
                                       ========                   ========



     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                  $      -                 $      -
                                       --------                 --------

        Total current liabilities             -                        -
                                       --------                 --------

Shareholders' equity:
     Common stock, $.01 par value;
        5,000,000 shares authorized;
        1,205,000 issued and
           outstanding                   12,050                   12,050
     Capital in excess of par value     187,971                  187,971
     Deficit accumulated during
        development stage              (108,924)                (105,341)
                                       --------                 --------
                                         91,097                   94,680
                                       --------                 --------
                                       $ 91,097                 $ 94,680
                                       ========                 ========


                 See notes to consolidated financial statements.

                           THE GENEVA AMERICAN GROUP, INC.
                           (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                         Three months ended
                                                               March 31,
                                                           1996       1995
                                                        ---------   --------

Interest revenue                                        $    662    $    764

Expenses:
    General and administrative                             2,745       6,041
    Amortization                                               -          45
    Rent-related party                                     1,500       1,500
                                                        ---------   --------

                                                           4,245       7,586
                                                        ---------   --------

              Net loss                                 $  (3,583)   $ (6,822)
                                                        ========    ========

Loss per common share                                  $   (.003)   $  (.006)
                                                        ========    ========

                 See notes to consolidated financial statements.

                           THE GENEVA AMERICAN GROUP, INC.
                           (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)

                                                      Three months ended
                                                           March 31
                                               --------------------------------
                                                  1996                   1995
                                               ---------           ------------

Cash flows from operating activities:
  Cash paid to suppliers                       $ (4,245)              $ (7,541)
  Interest received                                 574                    681
                                              ---------            ------------

    Net cash used by operating activities        (3,671)                (6,860)
                                              ---------            ------------

Cash flows from investing activities:
  Redemption of treasury bill                       -                       -
                                              ---------            ------------

    Net cash used by investing activities           -                       -
                                              ---------            ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock           -                        -
                                              ---------            ------------

    Net cash provided by financing
      activities                                   -                        -
                                              ---------            ------------

Net increase (decrease) in cash                  (3,671)                (6,860)
Cash at beginning of period                      81,372                 98,841
                                              ---------            ------------

Cash at end of period                          $ 77,701                $91,981
                                              =========            ============

Reconciliation of net loss to cash
  used by operating activities:

Net loss                                      $  (3,583)               $(6,822)

Adjustments to reconcile net loss to net cash used by operating activities:

  Amortization                                       -                      45
  Decrease (increase) in interest receivable        (88)                   (83)
  Increase (decrease) in accounts payable            -                       -
                                              ---------            ------------

      Net cash used by operating activities   $  (3,671)               $(6,860)
                                              =========            ============


                 See notes to consolidated financial statements.

                           THE GENEVA AMERICAN GROUP, INC.
                           (A Development Stage Enterprise)

                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                     (unaudited)


                                                                     Deficit
                                                                   accumulated
                                  Common stock      Capital in        during
                                ----------------    excess of      development
                                  shares   amount   par value          stage
                                --------- -------   ---------      ------------
Balance at December
 31, 1995                       1,205,000 $12,050   $187,971        $(105,341)

Net loss for the
 three months ended
 March 31, 1996                        -        -         -            (3,583)
                                --------- -------   ---------      ------------

                                1,205,000 $12,050   $187,971        $(108,924)
                                ========= =======   ========       ==========

                 See notes to consolidated financial statements.

                           THE GENEVA AMERICAN GROUP, INC.
                           (A Development Stage Enterprise)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


NOTE 1 - UNAUDITED FINANCIAL STATEMENTS:

Information as of March 31, 1996 and for each of the three months ended March 31, 1996 and 1995 is unaudited. The information in the unaudited financial statements reflects all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to a fair presentation of the financial statements. These financial statements are prepared in accordance with the requirements of Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-K filing. Any required information omitted is either insignificant or is not applicable.


NOTE 2 - LOSS PER SHARE:

Loss per share is based on the weighted average shares outstanding of 1,205,000 for the three months ended March 31, 1996 and 1,190,000 for the three months ended March 31, 1995.


NOTE 3 - SUBSEQUENT EVENT:

During April 1996, the Company signed a letter of intent to issue Company stock to acquire a company which manufactures and distributes pianos, piano rolls and piano automation products. The transaction is subject to various conditions and the execution of a definitive agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Since the Company was formed in January 1990, the efforts of the Company have been directed towards its Registration Statement under the Securities Act of 1933 on Form S-18. On March 25, 1991, the Company completed its public offering after selling 20,500 Units, with each Unit consisting of 10 shares of common stock and 10 warrants exercisable for the purchase of one share of common stock at $2.00 each. The proceeds from the offering totalled $205,000.

    The loss for the three months ended March 31, 1996 totalled $3,583, while the loss for the three months ended March 31, 1995 totalled $6,822, respectively. These losses reflect the cost of the Company's efforts to locate a business opportunity. These efforts result primarily in office costs, travel, legal and accounting costs.

    The Company has determined not to form additional subsidiary companies for distribution to shareholders, but rather intends to either seek a business for purpose of merger or acquisition or it may privately raise additional funds which would be employed for merger, acquisition, financing, joint venture or other transactions with larger, more seasoned businesses.

    During April 1996, the Company entered into a letter of intent to issue Company stock to acquire a company which distributes pianos, piano rolls, and piano automation products. The transaction is subject to various conditions and the execution of definitive agreement.

    The Company is currently discussing the possibility of a capital infusion into the Company by an affiliate, but that affiliate has currently made no commitments. The Company currently has no other business activity or sources of capital or revenue.

                             PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         None.

Item 2.  CHANGES IN SECURITIES.
         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

    In April, 1996, the Company entered into a letter of intent with QRS Music Rolls, Inc. ("QRS"), a New York corporation. Under the terms of the letter of intent the Company and QRS express their intention to consummate a reorganization in which QRS and a wholly owned subsidiary of the Company will merge and the shareholders of QRS will become the owners of 85% of the issued and outstanding shares of the Company. The transaction will be structured as a tax-free organization under the provisions of Section 368(a) of the INTERNAL REVENUE CODE OF 1986. The letter of intent is nonbinding and completion of the transaction subject to negotiation and execution of a definitive agreement in completion of satisfactory due diligence.

    QRS has offices in Pennsylvania, New York and Naples, Florida. Its business includes manufacturing pianos under the trademark Story & Clark, and production of music rolls for music roll player pianos. In addition, QRS manufactures for installation in its own pianos, installation in other manufacturers' pianos and consumer purchase, electronic devices which operate pianos from computer disks, video tapes and CDs. QRS products are sold under the trademark Pianomation and other marks. The Company believes that QRS is a technological leader in the piano automation industry.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   SIGNATURES

                   THE GENEVA AMERICAN GROUP, INC.



- - ------------------------------------------------------
    Date           President
                   Charles E. Campbell


- - ------------------------------------------------------
    Date           Principal Financial Officer
                   Charles E. Campbell